Form 10-Q
period 2026-09-30
Three Lions Acquisition Corp.
filed 2026-11-13
CIK 2128462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number: 001-43469

THREE LIONS ACQUISITION CORP
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
888 Prospect Street
La Jolla
,
CA
92037
(Address of principal executive offices)
917
-
822-8328
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001 per share, and one-half of one warrant	TLACU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	TLAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50	TLACW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  Yes ☒ No ☐
As of November
10
, 2026, there were 13,933,333 ordinary shares, $
0.0001
par value, issued and outstanding.

THREE LIONS ACQUISITION CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheet as of September 30, 2026 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from March 10, 2026 (Inception) through September 30, 2026 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2026 and for the Period from March 10, 2026 (Inception) through September 30, 2026 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from March 10, 2026 (Inception) through September 30, 2026 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
THREE LIONS ACQUISITION CORP
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2026
(UNAUDITED)

Assets
Current assets
Cash	$1,053,644
Short-term prepaid insurance	65,000
Prepaid expense	18,650

Total Current Assets	1,137,294
Long-term prepaid insurance	59,583
Marketable securities held in Trust Account	100,783,871

Total Assets	$101,980,748

Liabilities, Ordinary Shares Subject to Possible Redemption, And Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$230,541
Accrued offering cost	139,280
Due to Sponsor	15,087
Total Current Liabilities	384,908

Commitments and contingencies (Note 6)
Ordinary shares subject to possible redemption, 10,000,000 shares at a redemption value of $10.08 per share	100,783,871
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,933,333 shares issued and outstanding (excluding 10,000,000 shares subject to possible redemption) (1)	393
Additional paid-in capital	651,243
Subscription share receivable	(25,000)
Retained earnings	185,333

Total Shareholders’ Equity	811,969

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity	$101,980,748

(1)	Excludes 500,000 ordinary shares forfeited by the Sponsor on September 15, 2026, following EBC’s September 10, 2026 decision to forfeit the over-allotment option (see Note 5).
The accompanying notes are an integral part of the unaudited condensed fin anc
ial statements.

THREE LIONS ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Period from March 10, 2026 (Inception) Through September 30, 2026
Operating and formation costs	$133,982	$189,938

Loss from operations	(133,982)	(189,938)
Other income (expense):
Change in fair value of over-allotment option liability	91,400	91,400
Interest earned on marketable securities held in Trust Account	283,871	283,871

Total other income, net	375,271	375,271

Net income	$241,289	$185,333

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	3,152,174	1,414,634

Basic and diluted net income per share, redeemable ordinary shares	$0.04	$0.04

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares (1)	3,659,420	3,365,853

Basic and diluted net income per share, non-redeemable ordinary shares	$0.04	$0.04

(1)	Excludes 500,000 ordinary shares forfeited on September 1 5 , 2026, upon EBC’s decision to forfeit the over-allotment option (see Note 5).
The accompanying notes are an integral part of these unaudited condensed financial statements.

THREE LIONS ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND
FOR THE PERIOD FROM MARCH 10, 2026 (INCEPTION) TO SEPTEMBER 30, 2026
(UNAUDITED)

	Ordinary Shares		Subscription Share	Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Receivable	Capital	Earnings	Equity
Balance as of March 10, 2026 (Inception)	—	$—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor (1)	3,833,333	383	(25,000)	24,617	—	—
Issuance of ordinary shares to EBC	200,000	20	(1,739)	863,980	—	862,261
Net loss	—	—	—	—	(18,856)	(18,856)

Balance as of March 31, 2026 (unaudited)	4,033,333	$403	$(26,739)	$888,597	$(18,856)	$843,405
Net loss	—	—	—	—	(37,100)	(37,100)

Balance as of June 30, 2026 (unaudited)	4,033,333	$403	$(26,739)	$888,597	$(55,956)	$806,305
Sale of 400,000 Private Placement Units	400,000	40	—	3,999,960	—	4,000,000
Fair value of Public Warrants at issuance	—	—	—	3,300,000	—	3,300,000
Offering costs allocated to Public Warrants, Private Placement Units and over-allotment option	—	—	—	(3,551,417)	—	(3,551,417)
Excess fair value of Founder Shares transferred to third-party investors	—	—	—	3,386,783	—	3,386,783
Collection of share subscription receivable	—	—	1,739	—	—	1,739
Remeasurement of ordinary shares subject to possible redemption to redemption amount	—	—	—	(7,372,730)	—	(7,372,730)
Forfeiture of Founder Shares	(500,000)	(50)	—	50	—	—
Net income	—	—	—	—	241,289	241,289

Balance – September 30, 2026 (unaudited)	3,933,333	$393	$(25,000)	$651,243	$185,333	$811,969

(1)	Includes 500,000 ordinary shares subsequently forfeited by the Sponsor on September 15, 2026, following EBC’s September 10, 2026 decision to forfeit the over-allotment option
The accompanying notes are an integral part of the unaudited condensed financial statements.

THREE LIONS ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 10, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$185,333
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(283,871)
Change in fair value of over-allotment option liability	(91,400)
Changes in operating assets and liabilities:
Prepaid expenses	(18,650)
Short-term prepaid insurance	(65,000)
Long-term prepaid insurance	(59,583)
Accounts payable and accrued expenses	230,541

Net cash used in operating activities	(102,630)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(100,500,000)

Net cash used in investing activities	(100,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	98,000,000
Proceeds from sale of Private Placement Units	4,000,000
Proceeds from advances from Sponsor	49,899
Proceeds from collection of share subscription receivable	1,739
Repayment of advances from Sponsor	(34,812)
Proceeds from promissory note – related party	150,000
Repayment of promissory note – related party	(150,000)
Payment of offering costs	(360,552)

Net cash provided by financing activities	101,656,274

Net Change in Cash	1,053,644
Cash – Beginning of period	—

Cash – End of period	$1,053,644

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$139,280

Share subscription receivable	$25,000

Remeasurement of ordinary shares subject to possible redemption to redemption value	$7,372,730

Initial classification of over-allotment option liability	$91,400

Fair value of founder shares issued to EBC	$862,261

The accompanying notes are an integral part of the unaudited condensed financial statements.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS
Three Lions Acquisition Corp. (the “Company”) is a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (a “Business Combination”). The Company intends to pursue a Business Combination with a target in any industry or geographic region that can benefit from the expertise and capabilities of the Company’s management team.
As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 10, 2026 (inception) through September 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on August 31, 2026. On September 2, 2026, the Company consummated the Initial Public Offering of 10,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100,000,000. Each Unit consists of one Public Share and one-half of one redeemable warrant (each, a “Public Warrant”).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 400,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Three Lions Sponsor, LLC (the “Sponsor”), third-party investors, and EarlyBirdCapital, Inc., the underwriter in the Initial Public Offering (“EBC”), generating gross proceeds of $4,000,000. Each Private Placement Unit consists of one ordinary share (“Private Share” or, collectively, “Private Shares”) and one-half of one warrant (the “Private Warrant” and together with the Public Warrants, the “Warrants”). Of those 400,000 Private Placement Units, the Sponsor purchased 200,000 Private Placement Units, the third-party investors purchased 100,000 Private Placement Units, and EBC purchased 100,000 Private Placement Units.
Transaction costs amounted to $6,748,876, consisting of $2,000,000 cash underwriting fees, excess fair value over cost of Founder Shares transferred to third-party investors of $3,386,783, and $1,362,093 of other offering costs.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Pursuant to applicable stock exchange listing rules, the Company’s initial Business Combination must be with one or more businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding interest income earned on the trust account released to the Company to pay taxes). The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.
Following the closing of the Initial Public Offering, on September 2, 2026, an amount of $100,500,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and may be held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company in its sole discretion subject to requirements of corporate law. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially invested at $10.05 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Private Shares and, subject to applicable securities laws, any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Sponsor and EBC have agreed (a) to waive their redemption rights with respect to any Founder Shares, EBC Founder Shares (as defined in Note 5), Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their redemption rights with respect to their Founder Shares, EBC Founder Shares, Private Shares and Public Shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association to (1) delay or modify the substance or timing of the obligation to provide for the redemption of the public shares in connection with an initial Business Combination or to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or (2) with respect to any other provisions relating to shareholders’ rights or pre-initial
Business Combination activity, and (c) to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares, EBC Founder Shares and Private Shares held by them if the Company fails to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering. However, if the Sponsor or any of its affiliates acquires Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period.
The Company ha
s
until 21 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period and the Combination Period is not extended by shareholders pursuant to an amendment to the Company’s amended and restated articles of association, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less $100,000 to pay liquidation and dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.05 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims by the Company’s auditors or under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 4, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on September 10, 2026. The interim results for the three months ended September 30, 2026 and for the period from March 10, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Liquidity, Going Concern and Capital Resources
At September 30, 2026, the Company had $1,053,644 cash and a working capital of $752,386. Prior to the consummation of the Initial Public Offering on September 2, 2026, the Company’s liquidity needs had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $150,000 (see Note 5) and, subsequent to the Initial Public Offering, through the IPO proceeds held outside the Trust Account and working capital.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Company has the Combination Period to complete the initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,053,644 in cash and no cash equivalents as of September 30, 2026.
Marketable Securities Held in Trust Account
As of September 30, 2026, the assets held in the Trust Account, amounting to $100,783,871, were held in a Money Market Mutual Fund, which is invested solely in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Offering Costs
The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and Warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity as Public Warrants and Private Warrants, after management’s evaluation, were accounted for under equity treatment.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.
Warrant Instruments
The Company accounted for the Public Warrants and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the warrant instruments and classified them in shareholders’ equity.
Share-Based Compensation
The Company accounts for share awards in accordance with FASB ASC Topic 718 (“ASC 718”), “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share.
Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (e.g., the occurrence of Initial Public Offering or initial Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the unaudited condensed balance sheet date. The underwriter’s over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering.
Ordinary Shares Subject to Possible Redemption
The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet. As of September 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$100,000,000
Less:
Proceeds allocated to Public Warrants	(3,300,000)
Proceeds allocated to over-allotment option	(91,400)
Public Shares issuance costs	(3,197,459)
Plus:
Remeasurement of carrying value to redemption value	7,372,730

Ordinary shares subject to possible redemption, September 30, 2026	$100,783,871

Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The remeasurement associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption amount approximates fair value. The Company has two categories of shares, which are referred to as redeemable ordinary shares and non-redeemable ordinary shares. Income and losses are shared pro rata between the two categories of shares based on their respective weighted average shares outstanding.
Redeemable ordinary shares are included in the weighted average shares outstanding from September 2, 2026, the date of the Initial Public Offering. The weighted average non-redeemable ordinary shares exclude up to 500,000 shares that were forfeited on September 15, 2026, upon EBC’s decision to forfeit the over-allotment option on September 10, 2026 (see Note 5).
The calculation of diluted net income per share does not consider the effect of the 5,200,000 warrants issued in connection with (i) the Initial Public Offering and (ii) the private placement, since the exercise of the warrants is contingent upon the occurrence of future events. The weighted average of these warrants was excluded from the calculation of diluted net income per ordinary share because their inclusion would have been anti-dilutive. The warrants cannot be converted to ordinary shares prior to an initial Business Combination; therefore, they were excluded from the calculation of diluted net income per ordinary share. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2026		For the Period from March 10, 2026 (Inception)Through September 30, 2026
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
Basic net income per share:
Numerator:
Allocation of net income	$111,660	$129,629	$54,843	$130,490
Denominator:
Basic and diluted weighted-average shares outstanding	3,152,174	3,659,420	1,414,634	3,365,853

Basic and diluted net income per ordinary share	$0.04	$0.04	$0.04	$0.04

Recent Accounting Standards
In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.
Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering on September 2, 2026, the Company sold 10,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one Public Share and one-half of one Public Warrant. The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments (Note 6).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor, the third-party investors, and EBC purchased an aggregate of 400,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, or $4,000,000 in the aggregate, in a private placement, of which 200,000 Private Placement Units were purchased by the Sponsor, 100,000 Private Placement Units were purchased by the third-party investors, and 100,000 Private Placement Units were purchased by EBC. The Sponsor and EBC had agreed that if the over-allotment option is exercised by the underwriter in full or in part, they and/or their designees would purchase from the Company up to an additional 37,500 Private Placement Units (28,125 Private Placement Units to be purchased by the Sponsor and 9,375 Private Placement Units to be purchased by EBC or its designees) at a price of $10.00 per unit in an amount that is necessary to maintain in the Trust Account $10.05 per unit sold to the public in the Initial Public Offering. Because the over-allotment option was forfeited, no additional Private Placement Units were sold. Each Unit consists of one Private Share and one-half of one Private Warrant. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units and underlying securities will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions. The Private Placement Units and the underlying securities are deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to FINRA Rule 5110(e)(1). Additionally, the Private Placement Units and underlying securities purchased by EBC may not be sold, transferred, assigned, pledged or hypothecated or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a 180-day period following the effective date of the Initial Public Offering except to any selected dealer participating in the offering and the bona fide officers or partners of the underwriter and any such participating selected dealer. EBC has agreed that the Private Placement Units and underlying securities purchased will not be sold or transferred by it (except to certain permitted transferees) until the Company has completed a Business Combination.
NOTE 5 — RELATED PARTIES
Founder Shares
On March 23, 2026, the Company issued an aggregate of 2,875,000 ordinary shares to the Sponsor for an aggregate purchase price of $25,000, or approximately $0.009 per share. Also, on March 23, 2026, the Company issued an aggregate of 200,000 ordinary shares to EBC for an aggregate purchase price of $1,739, or approximately $0.009 per share. On June 29, 2026, the Company effected a 1 for 1.33333 share split of the Founder Shares and EBC Founder Shares, resulting in the Sponsor holding an aggregate of 3,833,333 Founder Shares, and EBC holding 266,667 EBC Founder Shares. On the same day, EBC agreed to forfeit and cancel 66,667 EBC Founder Shares. All share and per share data have been retrospectively presented. The $1,739 due from EBC was collected during the three months ended September 30, 2026. As of September 30, 2026, the $25,000 due from the Sponsor is recorded as share subscription receivable in the shareholders’ equity section of the accompanying unaudited condensed balance sheet. The Founder Shares include an aggregate of up to 500,000 shares, which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering. On September 10, 2026, EBC notified the Company of its decision to forfeit the over-allotment option, and on September 15, 2026, the Sponsor forfeited 500,000 Founder Shares for no consideration.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Based on the ASC 718 Stock-based compensation analysis as of the agreement date of March 23, 2026, the 200,000 EBC ordinary shares have a fair value of $864,000 or $4.32 per ordinary share. The net amount between the subscription share receivable associated with these and the fair value amount has been charged to deferred offering costs and additional paid in capital. The Company established the fair value of the EBC Shares on the date of the grant agreement, using a calculation which takes into consideration the underlying share price of $9.83, a volatility of 7%, and a discount on marketability of 2.4%.
On August 20, 2026, the Sponsor transferred an aggregate of 75,000 Founder Shares to three of the Company’s independent directors (25,000 each) for an aggregate consideration of $489, or approximately $0.007 per share. The Founder Shares were granted in exchange for their services to the Company through the Company’s initial Business Combination. The transfer of Founder Shares to the directors are in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity classified awards is measured at grant date fair value. The total fair value of the 75,000 Founder Shares transferred to the directors on August 20, 2026 was $319,500 or $4.26 per share. The Company established the initial fair value of the Founder Shares on August 20, 2026, using a calculation prepared by a third party valuation firm which takes into consideration the following market assumptions: (i) share price of $9.70, (ii) discount for lack of marketability of 2.3%, and (iii) probability of successful business combination of 45.0%. The Founder Shares transferred are subject to a performance condition (i.e., providing services through the Company’s initial Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of the Company’s initial Business Combination) in an amount equal to the number of Founder Shares transferred multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.
On August 28, 2026, the third-party investors subscribed for an aggregate of 800,000 Founder Shares of the Sponsor. No new Founder Shares were issued to the Sponsor. Because this subscription is treated as a transfer by the Sponsor to such third-party investors of a portion of the Founder Shares, the Company has analyzed and concluded that such transfer is in the scope of SAB Topic 5A, Expenses of Offering, which indicates that “Specific incremental costs directly attributable to a proposed or actual offering of securities may properly be deferred and charged against the gross proceeds of the offering”. The subscription price paid by the third-party investors of the Sponsor for such interests in the Sponsor was $5,217 in the aggregate, or $0.007 per Founder Share. The total fair value of the 800,000 Founder Shares on August 31, 2026, the effective date of the Company’s registration statement, was $3,392,000 or $4.24 per share. The Company established the initial fair value of the Founder Shares on August 31, 2026, using Discount for Lack of Marketability Finnerty Model, and classified as Level 3 at the measurement date due to the use of unobservable inputs including the probability of a Business Combination, the probability of the Initial Public Offering, and other variables. The primary assumptions used in the valuation of Founder Shares were (i) share price $9.68, (ii) discount for lack of marketability of 2.6%, and (iii) probability of successful Business Combination of 45.0%. The fair value of Founder Shares transferred to third-party investors less the consideration paid by them, or $3,386,783, was recorded as an offering cost and was allocated solely to permanent equity and was charged to additional paid-in
capital.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) six months after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all public shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Promissory Note — Related Party
The Sponsor has agreed to loan the Company an aggregate of up to $150,000 to be used for a portion of the expenses of the Initial Public Offering (the “Promissory Note”). The Promissory Note is
non-interest
bearing, unsecured and due at the earlier of (i) September 30, 2026 or (ii) the closing of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. The Company borrowed $150,000 under the Promissory Note, which was repaid in full on September 10, 2026. As of September 30, 2026, there was no amount outstanding under the Promissory Note.
Due to Sponsor
Due to Sponsor amounting to $15,087 presented on the unaudited condensed balance sheet as of September 30, 2026, represents the remaining balance of amounts drawn by the Company over the maximum amount that can be drawn upon the Promissory Note. Upon the closing of the Initial Public Offering, $49,899 of such excess draws was reclassified to Due to Sponsor, of which $34,812 was repaid on September 10, 2026.
Administration Fee
The Company entered into an agreement with the Sponsor commencing on August 31, 2026 through the earlier of the Company’s consummation of initial Business Combination and its liquidation, to pay an aggregate of $10,000 per month to the Sponsor or its affiliate, for office space, utilities, and secretarial and administrative support services. For the three months ended September 30, 2026, and for the period from March 10, 2026 (inception) through September 30, 2026, the Company incurred $10,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying balance sheet.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2026, there were no Working Capital Loans outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and any units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on August 31, 2026 requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. In compliance with FINRA Rule 5110(g)(8), the registration rights granted to EBC are limited to demand and “piggyback” rights for periods of five and seven years, respectively, from the effective date of the Initial Public Offering and EBC may only exercise its demand rights on one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriter a 45-day option from the date of Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On September 10, 2026, EBC notified the Company of its decision to forfeit the over-allotment option, and the over-allotment option was forfeited in full and was no longer outstanding as of September 30, 2026.
The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 which was paid upon the closing of the Initial Public Offering.
Business Combination Marketing Agreement
Pursuant to a Business Combination Marketing Agreement, the Company engaged EBC as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination for up to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes the initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering unless FINRA determines that such payment would not be deemed underwriter’s compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110. Management has determined that the Business Combination Marketing Agreement fees are not payable as of September 30, 2026, and will only record a liability on the date of the Company’s initial Business Combination.
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no preference shares issued or outstanding.
Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares are entitled to one vote for each share. As of September 30, 2026, there were 3,933,333 ordinary shares issued and outstanding (excluding 10,000,000 ordinary shares subject to possible redemption), 400,000 of which represent the Private Shares, 3,333,333 of which represent the Founder Shares and 200,000 of which represent the EBC Founder Shares. The Founder Shares included an aggregate of up to 500,000 ordinary shares which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised within the 45-day period following the closing of the Initial Public Offering; EBC forfeited the over-allotment option on September 10, 2026 and these 500,000 Founder Shares were forfeited on September 15, 2026 (see Note 5).
Warrants — As of September 30, 2026, there were 5,200,000 Warrants outstanding, including 5,000,000 Public Warrants and 200,000 Private Warrants. Each whole Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. However, no warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

Although the Company is registering its ordinary shares issuable upon exercise of the warrants on the registration statement of the Initial Public Offering, the Company has agreed that as soon as practicable after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a post-effective amendment to the registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the public warrants is not effective within a 60 day period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. In the event of such cashless exercise, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” for this purpose will mean the average reported last sale price of the ordinary shares for the 5 trading days ending on the trading day prior to the date of exercise.
The Private Warrants, as well as any warrants the Company may issue to the Sponsor, officers, directors, initial shareholders or their affiliates in payment of working capital loans made to the Company, will be identical to the Public Warrants underlying the Units being offered. The Sponsor and EBC have agreed not to transfer, assign or sell any of the Private Warrants or underlying shares (except to the same permitted transferees as the Founder Shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the Founder Shares must agree to, each as described herein) until the completion of the initial Business Combination.
Redemption of Warrants
: The Company may redeem the outstanding Warrants in whole and not in part, at a price of $0.01 per Warrant:

•	at any time after the warrants become exercisable,

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

•
if, and only if, the closing price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third
business day prior to the notice of redemption to warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants.
The redemption criteria for the warrants have been established at a price which is intended to provide warrant holders a reasonable premium to the initial exercise price and provide a sufficient differential between the then- prevailing share price and the warrant exercise price so that if the share price declines as a result of the redemption call, the redemption will not cause the share price to drop below the exercise price of the warrants.
NOTE 8 — FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026
Assets:
Marketable securities held in Trust Account	1	$100,783,871

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The over-allotment option was accounted for as a liability in accordance with ASC 480 and was presented within liabilities on the unaudited condensed balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.
The initial fair value of the over-allotment option on September 2, 2026 was $91,400, or $0.061 per over-allotment unit. On September 10, 2026, EBC forfeited the over-allotment option and the over-allotment option liability was derecognized. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve as of the measurement date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to its remaining contractual term.
The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

September 2, 2026
Risk-free interest rate	3.87%
Expected term (years)	0.12
Volatility	2.29%
Exercise price	$10.00
Fair value of over-allotment unit	$0.061
The following table presents the changes in the fair value of Level 3 over-allotment option liability:

Over-allotment Option Liability
Balance — March 10, 2026 (inception)	$—
Initial value at Initial Public Offering	91,400
Change in fair value	(91,400)

Balance – September 30, 2026	$—

The fair value of the Public Warrants is $3,300,000, or $0.66 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Warrants:

September 2, 2026
Share price	$10.45
Exercise price	$11.50
Annual volatility	9.1%
Trading days per year	252
Risk-free rate	4.54%
Probability of successful acquisition	45.0%
NOTE 9 — SEGMENT INFORMATION
FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

THREE LIONS ACQUISITION CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026
(Unaudited)

The Company’s CODM has been identified as the
Chief Executive Officer
, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.
The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the total assets, which include the following:

September 30, 2026
Cash	$1,053,644
Marketable securities held in Trust Account	$100,783,871

	For the Three Months Ended September 30, 2026	For the Period from March 10, 2026 (Inception) Through September 30, 2026
Operating and formation costs	$133,982	$189,938
Interest earned on marketable securities held in Trust Account	$283,871	$283,871
The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. The CODM will review the interest that will be earned and accrued on marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.
Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure that enough capital is available to complete a Business Combination within the business combination period. Operating and formation costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.
All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.
NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, as disclosed in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Three Lions Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Three Lions Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of a Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of a Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 10, 2026, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 10, 2026 (inception) through September 30, 2026, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $241,289, which consists of interest earned on marketable securities held in the Trust Account of $283,871 and a change in fair value of over-allotment option liability of $91,400, offset by operating and formation costs of $133,982.

For the period from March 10, 2026 (inception) through September 30, 2026, we had net income of $185,333, which consists of interest earned on marketable securities held in the Trust Account of $283,871 and a change in fair value of over-allotment option liability of $91,400, offset by operating and formation costs of $189,938.

Liquidity and Capital Resources

On September 2, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 400,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, third-party investors, and EarlyBirdCapital, Inc., the underwriter in the Initial Public Offering (“EBC”), generating gross proceeds of $4,000,000.

Following the Initial Public Offering, and the sale of the Private Placement Units, a total of $100,500,000 was placed in the Trust Account. We incurred $6,748,876 of Initial Public Offering transaction costs consisting of $2,000,000 cash underwriting fees, excess fair value over cost of Founder Shares transferred to third-party investors of $3,386,783, and $1,362,093 of other offering costs.

For the period from March 10, 2026 (inception) through September 30, 2026, cash used in operating activities was $102,630. Net income of $185,333 was affected by interest earned on marketable securities held in the Trust Account of $283,871 and change in fair value of over-allotment option liability of $91,400. Changes in operating assets and liabilities provided $87,308 in cash for operating activities.

As of September 30, 2026, we had cash and securities held in the Trust Account of $100,783,871 (including $283,871 of interest income) consisting of a money market fund that invests in U.S. Treasury securities. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,053,644. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Placement Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay aggregate of $10,000 per month to the Sponsor or its affiliate, for office space, utilities, and secretarial and administrative support services. We began incurring these fees on August 31, 2026, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriter was entitled to a cash underwriting discount of $0.20 per Unit, or $2,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. On September 10, 2026, EBC notified the Company of its decision to forfeit the over-allotment option. In accordance with EBC’s decision to forfeit the over-allotment option, on September 15, 2026, the Sponsor forfeited 500,000 Founder Shares.

We have engaged EBC as an advisor in connection with the initial Business Combination to assist the Company in holding meetings with shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities in connection with the initial Business Combination and assist the Company with press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of the initial Business Combination for up to 3.5% of the gross proceeds of the Initial Public Offering. In addition, the Company will pay EBC a cash fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes the initial Business Combination; provided that the foregoing fee will not be paid prior to the date that is 60 days from the effective date of the Initial Public Offering unless FINRA determines that such payment would not be deemed underwriter’s compensation in connection with the Initial Public Offering pursuant to FINRA Rule 5110. Management has determined that the Business Combination Marketing Agreement fees are not payable as of September 30, 2026, and will only record a liability on the date of the Company’s initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. The more significant accounting estimates included in the unaudited condensed financial statements included elsewhere in this Report is the determination of the fair value of the Warrants and over-allotment option issued during the consummation of our Initial Public Offering. As of September 30, 2026, the Company did not have any other critical accounting estimates requiring disclosure, as the Public Warrant and Private Placement Warrants are classified as equity and are not subject to remeasurement at each reporting period.

Recent Accounting Standards

In November 2024, the FASB issued ASU Topic 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)”, which requires public business entities to provide additional disclosures regarding certain expense captions presented on the face of the income statement. The standard requires qualitative and quantitative disclosure of specified expense categories included within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial statement disclosures.

Management does not believe that there are any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 2, 2026, we consummated the Initial Public Offering of 10,000,000 Units at $10.00 per Unit, generating gross proceeds of $100,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.
333-297177).
The Securities and Exchange Commission declared the registration statements effective on August 31, 2026.
Simultaneously with the consummation of the Initial Public Offering, the Sponsor, the third-party investors, and EarlyBirdCapital consummated the private placement of an aggregate of 400,000 Private Placement Units at a price of $10.00 per Private Placement Units, generating total proceeds of $4,000,000. Each Unit consists of one Private Share and one-half
of one Private Warrant.
The underwriter was granted a
45-day
option from the date of the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments. On September 10, 2026, EBC notified the Company of its decision to forfeit the over-allotment option, and the over-allotment option was not exercised.
Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Units, an aggregate of $100,500,000 was placed in the Trust Account.

We incurred a total of $6,748,876 in Initial Public Offering transaction costs consisting of $2,000,000 cash underwriting fees, excess fair value over cost of Founder Shares transferred to third-party investors of $3,386,783, and $1,362,093 of other offering costs.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I,
Item
2 of this Form
10-Q.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Three Lions Acquisition Corp

Date: November 13, 2026	By:	/s/ Brett Johnson
	Name:	Brett Johnson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Harry Brandler
	Name:	Harry Brandler
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)